Form 10QSB
period 1996-06-30
UNION PROPERTY INVESTORS INC
filed 1996-08-14
CIK 1000161

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1996

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
       EXCHANGE ACT

       For the transition period from __________________  to  _________________

                      Commission file number     0-26700

                        UNION PROPERTY INVESTORS, INC.
       (Exact name of small business issuer as specified in its charter)

               DELAWARE                             65-0558152
     (State or Other Jurisdiction       (I.R.S. Employer Identification Number)
   of Incorporation or Organization)

               5200 TOWN CENTER CIRCLE, BOCA RATON FLORIDA 33486
                   (Address of principal executive offices)

                                (561) 394-9388
               (Issuer's Telephone Number, Including Area Code)


     (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes  X     No____

   As of August 9, 1996, 3,789,171 shares of the registrant's common stock, par value $.01 per share, and 450,000 shares of the registrant's $10.00 redeemable preferred stock, par value $.01 per share, were outstanding.

   Transitional Small Business Disclosure Format (check one):

   Yes ____   No  X

Part I: Financial Information

   Item 1.  Financial Statements

                        UNION PROPERTY INVESTORS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                 June 30, 1996

                                                                 June 30, 1996
                                                                 -------------
Assets
    Cash and cash equivalents                                     $ 1,024,538
    Accounts receivable                                               190,268
    Due from related party                                            455,901
    Prepaid expenses and other assets                                  72,648
    Property, improvements and equipment, net                      49,289,787
    Property held for sale, net                                       711,803
    Debt financing costs, net                                         209,768
                                                                  -----------
            Total assets                                          $51,954,713
                                                                  ===========

Liabilities
    Mortgages and notes payable                                   $30,727,179
    Accrued interest                                                  182,291
    Accounts payable and accrued expenses                             197,301
    Due to related party                                              191,130
    Dividend payable to related party                                  90,000
    Current taxes payable                                             179,763
    Deferred income taxes                                             250,045
                                                                  -----------
            Total liabilities                                      31,817,709
                                                                  ===========
Commitments and contingencies
Redeemable preferred stock                                          4,500,000

Stockholders' equity
    Common stock: ($.01 par value, 20,000,000 shares
       authorized, 3,789,171 issued and outstanding).                  37,892
    Additional paid-in surplus                                     15,180,333
    Accumulated earnings                                              418,779
                                                                  -----------

            Total stockholders' equity                             15,637,004
                                                                  -----------
            Total liabilities and stockholders' equity            $51,954,713
                                                                  ===========
                See Accompanying Notes to Financial Statements

                        UNION PROPERTY INVESTORS, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                                  (Unaudited)
               For the Three Months Ended June 30, 1996 and 1995

                                              June 30, 1996     June 30, 1995
                                              -------------     -------------
Revenues:
  Base rents                                     $1,843,898        $1,696,693
  Percentage rents                                   19,910            25,676
  Other income                                        9,750             8,985
  Expense reimbursements:
     Real estate taxes                               94,065            94,133
     Common area maintenance                         49,139            79,278
     Insurance                                       26,065            27,936
                                                 ----------        ----------
         Total revenues                           2,042,827         1,932,701
                                                 ----------        ----------

Expenses:
  Mortgage interest                                 653,221           630,269
  Depreciation and amortization                     413,520           405,315
  Asset and management fees to related party        347,568           183,635
  Real estate taxes                                 120,763           132,656
  Common area maintenance                            93,929            84,159
  Insurance                                          38,085            66,774
  Professional fees                                  92,622            28,732
                                                 ----------        ----------
         Total expenses                           1,759,708         1,531,540
                                                 ----------        ----------

  Income before income taxes                        283,119           401,161

  Professional fees                                 103,106           136,395
                                                 -----------       ----------

  Net income                                        180,013           264,766

  Distributions on preferred stock                   90,000                 0
                                                 ----------        ----------

  Net income attributable to common
     stockholders                                $   90,013          $264,766
                                                 ==========          ========

  Net income per share of common stock           $     0.02             (1)
                                                 ==========

  Weighted average number of shares of
     common stock                                 3,789,171             (1)
                                                 ==========


(1) Historical earnings per share for the three months ended June 30, 1995 has not been included because the Company did not begin operations until August 4, 1995, and management has determined that historical earnings per share data for such period would not provide meaningful information. The other amounts set forth for the three months ended June 30, 1995 reflect historical amounts relating to the operations of the UPI Properties prior to the Transfer (as defined in the notes to the financial statements).

                See Accompanying Notes to Financial Statements

                        UNION PROPERTY INVESTORS, INC.
                      STATEMENTS OF REVENUES AND EXPENSES
                                  (Unaudited)
                For the Six Months Ended June 30, 1996 and 1995

                                              June 30, 1996     June 30, 1995
                                              -------------     -------------
Revenues:
  Base rents                                     $3,643,802        $3,532,408
  Percentage rents                                   48,984            25,676
  Other income                                       46,326            19,695
  Expense reimbursements:
     Real estate taxes                              193,598           269,472
     Common area maintenance                        119,988           131,356
     Insurance                                       46,664            87,530
                                                -----------        ----------
           Total revenues                         4,099,362         4,066,137
                                                -----------        ----------

Expenses:
  Mortgage interest                               1,268,575         1,262,603
  Depreciation and amortization                     824,003           807,265
  Asset and management fees to related party        611,741           348,515
  Real estate taxes                                 261,470           288,974
  Common area maintenance                           232,105           187,045
  Insurance                                          74,833           133,603
  Professional fees                                 142,046            63,290
                                                 ----------        ----------
         Total expenses                           3,414,773         3,091,295
                                                 ----------        ----------

  Income before income taxes                        684,589           974,842

  Provision for income taxes                        239,606           331,446
                                                 ----------        ----------

  Net income                                        444,983           643,396


  Distributions on preferred stock                  220,000                 0
                                                 ----------        ----------
  Net income attributable to common
     stockholders                                $  224,983          $643,396
                                                 ==========        ==========
  Net income per share of common stock           $     0.06            (1)
                                                 ==========
  Weighted average number of shares of
     common stock                                 3,789,171            (1)
                                                 ==========

(1) Historical earnings per share for the six months ended June 30, 1995 has not been included because the Company did not begin operations until August 4, 1995, and management has determined that historical earnings per share data for such period would not provide meaningful information. The other amounts set forth for the six months ended June 30, 1995 reflect historical amounts relating to the operations of the UPI Properties prior to the Transfer (as defined in the notes to the financial statements).

                See Accompanying Notes to Financial Statements

                        UNION PROPERTY INVESTORS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                For the Six Months Ended June 30, 1996 and 1995

                                                 June 30, 1996   June 30, 1995
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 444,983      $  643,396
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                     824,003         807,265
    Changes in assets and liabilities:
    (Increase) decrease in accounts
       receivable                                    (125,419)        146,672
    Decrease in prepaid expenses and other
       assets                                             945          29,532
    Increase in due from related party                (49,065)              0
    Increase in accrued interest                      182,291               0
    Increase in accounts payable and
       accrued expenses                                 5,300         262,076
    Increase in due to related party                   35,202               0
    Increase in current taxes payable                 179,763               0
                                                   ----------      ----------
  Net cash provided by operating activities         1,498,003       1,888,941
                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITY:
  Purchase of property, improvements and
     equipment                                        (33,110)              0
                                                   ----------      ----------
  Net cash used in investing activity                 (33,110)              0
                                                   ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal repayments on mortgage payable           (315,379)       (323,875)
  Proceeds from notes payable                       2,000,000               0
  Preferred stock redemption                       (2,000,000)              0
  Payment of dividends                               (227,793)              0
  Distributions to Corporate                                0      (1,565,066)
                                                  -----------      ----------
  Net cash used in financing activities              (543,172)     (1,888,941)
                                                  -----------      ----------
  NET INCREASE IN CASH AND CASH EQUIVALENTS           921,721               0

  CASH AND CASH EQUIVALENTS, BEGINNING OF
     PERIOD                                           102,817               0
                                                  -----------      ----------
  CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 1,024,538      $        0
                                                  ===========      ==========
  CASH PAID FOR:
    Interest                                      $ 1,086,284      $1,262,603
                                                  ===========      ==========
    Taxes                                         $    59,842      $        0
                                                  ===========      ==========

  SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
    Assumption of Cary mortgage                   $         0      $1,175,000
                                                  ===========      ==========

                See Accompanying Notes to Financial Statements

                        UNION PROPERTY INVESTORS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

     The accompanying financial statements of Union Property Investors, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included herein. The financial statements as of June 30,

1996 and 1995 are unaudited. The financial statements reflecting results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Organization and Basis of Presentation

     The Company's common stock, par value $.01 per share (the "Common Stock") began trading on December 11, 1995 in the "pink sheets" in the over-the-counter market and on the OTC Bulletin Board. The Common Stock has traded under the symbol "UPIC" since such date. Prior to such date, there was no public market for the Common Stock.

     On August 4, 1995 and October 30, 1995, Milestone Properties, Inc. ("Milestone") transferred to the Company five and eleven retail properties (the "Transfer"), respectively (collectively, the "UPI Properties"). On November 20, 1995, the Company was spun-off from Milestone upon the distribution by Milestone (the "Distribution") of all the outstanding shares of the Common Stock, to Milestone's common stockholders of record as of October 31, 1995, on a share-for-share basis and for no consideration. The Transfer has been accounted for in a manner similar to that in a pooling of interest accounting. Therefore, the UPI Properties were reflected at the historical cost basis of Milestone.

         Prior to August 4, 1995, the Company had no operations and, as such, the Statement of Revenues and Expenses for the period ended June 30, 1995 (the "Statement") consists of historical revenue and expense amounts relating to the operation of the UPI Properties prior to the Transfer ("Historical Amounts"). The Historical Amounts include giving effect to (1) an allocation to the Company of a portion of the salaries of Milestone's officers and general and administrative expenses related to Milestone's corporate office, and (2) an allocation of Milestone's income taxes associated with the Historical Amounts that the Company would have incurred on a stand-alone basis.

         The Statement of Revenues and Expenses for the period ended June 30, 1996 are based on the Company's actual results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

     Union Property Investors, Inc. (the "Company") is in the business of acquiring, owning and developing real estate. Currently, the Company's operations consist of the ownership of sixteen retail properties (the "UPI Properties").

     The Company entered into an agreement with LSG Advisors, a division of Societe Generale Securities Corporation ("LSG"), on February 5, 1996 (the "LSG Agreement"), under which it has retained LSG to act as the Company's exclusive financial advisor in connection with the Company's qualification as a REIT or possible sale or merger transaction with or to a REIT. As of August 5, 1996, the LSG Agreement is terminable by either the Company or LSG. If, during the period LSG is retained by the Company or within six months thereafter, (i) the Company consummates a sale or merger transaction or enters into a definitive agreement with any third party which subsequently results in a sale or merger transaction and (ii) LSG identified, advised the Company with respect to, or had discussions regarding such sale or merger transaction, LSG will be entitled to a transaction fee equal to 1.75% of the aggregate purchase consideration of such sale or merger.

     Information regarding the requirements the Company would need to satisfy to qualify as a REIT and, if qualified and elected, to maintain REIT status, is set forth in the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on August 31, 1995, as amended, to which reference is hereby made. The Company can not currently satisfy all of the requirements for qualification as a REIT.

     The Company and LSG have been engaged in discussions with third parties concerning a possible sale or merger transaction. The Company is also exploring other opportunities, including financing and refinancing certain of the UPI Properties.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Revenues of the Company increased by $110,126, or 5.39%, to $2,042,827 for the three months ended June 30, 1996 from $1,932,701 for the three months ended June 30, 1995 primarily due to the net of an increase in occupancy generating revenue of approximately $147,000 and a decrease in expense reimbursements of approximately $30,000 as a result of lower real estate tax expense and insurance expense in 1996.

     Operating expenses of the Company increased by $197,011, or 39.72%, to $692,967 for the three months ended June 30, 1996 from $495,956 for the three months ended June 30, 1995 primarily due to the net effect of the following:
(1) an increase in asset and management fees to related party of approximately $164,000 due to the management agreements in connection with the Transfer and Distribution, and (2) decreases in real estate tax expense and insurance expense of approximately $39,000 as a result of lower tax assessments and/or lower tax rates in 1996 and a lower insurance premium in 1996, respectively.

     Interest expense increased $22,952, or 3.51%, to $653,221 for the three months ended June 30, 1996 from $630,269 for the three months ended June 30, 1995 primarily due to borrowings beginning April 1996 drawn against the line of credit with First Union Bank.

     Depreciation and amortization increased $8,205, or 1.98%, to $413,520 for the three months ended June 30, 1996 from $405,315 for the three months ended June 30, 1995 primarily due to minor property improvements incurred during 1995.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Revenues of the Company increased by $33,225, or less than 1%, to $4,099,362 for the six months ended June 30, 1996 from $4,066,137 for the six months ended June 30, 1995 primarily due to the net of an increase in occupancy generating revenue of approximately $111,000 and a decrease in expense reimbursements of approximately $128,000 as a result of lower real estate tax expense and insurance expense in 1996.

     Operating expenses of the Company increased by $300,768, or 29.45%, to $1,322,195 for the six months ended June 30, 1996 from $1,021,427 for the six months ended June 30, 1995 primarily due to the net effect of the following:
(1) an increase in asset and management fees to related party of approximately $263,000 due to the management agreements entered into in connection with the Transfer and Distribution, (2) an increase in common area maintenance expense of approximately $45,000 due to increased snow removal costs incurred in 1996, and (3) decreases in real estate tax expense and insurance expense of approximately $86,000 due to lower tax assessments and/or lower tax rates in 1996 and a lower insurance premium in 1996, respectively.

     Interest expense increased $5,972, or less than 1%, to $1,268,575 for the six months ended June 30, 1996 from $1,262,603 for the six months ended June 30, 1995 primarily due to borrowings beginning April 1996 drawn against the line of credit with First Union Bank.

     Depreciation and amortization increased by $16,738, or 2.07%, to $824,003 for the six months ended June 30, 1996 from $807,265 for the six months ended June 30, 1995 primarily due to minor property improvements incurred during 1995.

Liquidity and Capital Resources

     A significant portion of the Company's cash flows from operations is currently being used to pay principal and interest expenses on the mortgages underlying the UPI Properties and to pay to Milestone Properties, Inc. ("Milestone"), which spun-off the Company in November 1995, (a) certain fees for administrative and property management services and (b) dividends and the redemption price relating to the Company's preferred stock, par value $.01 per share and $10 per share redemption value and liquidation preference (the "Preferred Stock"). Therefore, while the Company will have enough cash to operate and own the UPI Properties in 1996, the Company will likely be required to seek financing to acquire additional assets. The Company may also seek, from time to time, to dispose of properties.

     As a result of a redemption of $2,000,000 of the UPI Preferred Stock on March 22, 1996, the dividend rate on the UPI Preferred Stock was decreased from 9% to 8% effective January 1, 1996. On July 1, 1996, UPI redeemed $270,833 of the UPI Preferred Stock. The 8% dividend rate will be in effect to the extent that a minimum of $270,833 of the UPI Preferred Stock is redeemed quarterly.


     The primary source of capital to fund the Company's real estate acquisition and development activities is expected to be obtained from the financing and refinancing of the UPI Properties, commercial credit lines, and from third-party institutional mortgages and purchase money mortgages provided by sellers obtained in connection with specific acquisitions. The Company is actively seeking commitments for such funding.

     The Company has a $3,000,000 line of credit with First Union National Bank of Florida with borrowing to bear interest, at the option of the Company, at either prime plus 0.25% or LIBOR plus 2.2%. The line of credit, which was obtained by Milestone in February 1995 and assigned to the Company in November 1995, has an 18-month term which may be extended and is secured by a first mortgage encumbering one of the UPI Properties located in Morganton, North Carolina. As of June 30, 1996, the Company had borrowed $2,000,000 which was then outstanding under such line of credit.

     The Company's existing borrowings and the encumbrances on the UPI Properties securing those borrowings may inhibit the Company or result in increased costs in connection with the Company's ability to incur future indebtedness and/or raise substantial equity capital in the marketplace.

     The Company expects to meet its short term financing needs with cash generated from the operation of the UPI Properties and funds available under its $3,000,000 line of credit with First Union National Bank. Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way.

Cash Flow

     Net cash provided by operating activities of $1,498,003 for the six months ended June 30, 1996 is comprised of (1) net income of $444,983, (2) adjustments to net income of $824,003 for depreciation and amortization expense, and (3) a change in operating assets and liabilities of $229,017.

     Net cash provided by operating activities of $1,888,941 for the six months ended June 30, 1995 is comprised of (1) net income of $643,396, (2) adjustments to net income of $807,265 for depreciation and amortization expenses, and (3) a change in operating assets and liabilities of $438,280.

     Net cash used in investing activities of $33,110 for the six months ended June 30,1 996 is comprised of capital expenditures for property improvements.

     Net cash used in financing activities of $543,172 for the six months ended June 30, 1996 is comprised of (1) principal repayments on mortgage payable of $315,379, (2) proceeds from notes payable of $2,000,000, (3) preferred stock redemption of $2,000,000, and (4) payment of dividends of $227,793.

     Net cash used in financing activities of $1,888,941 for the six months ended June 30, 1995 is comprised of (1) principal repayments on mortgage payable of $323,875, and (2) distributions to corporate of $1,565,066.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is not a party to any legal proceedings. An action was commenced on January 30, 1996 in the Court of Chancery in the State of Delaware against Milestone, its Board of Directors and Concord Assets Group, Inc. ("Concord"). The Company was a wholly-owned subsidiary of Milestone until November 1995, and Milestone currently owns all of the Company's Preferred Stock. Concord, together with its affiliates, owns approximately 75% of the Common Stock, and its executive officers and directors are also executive officers and directors of the Company and Milestone. In the action, the plaintiff, a preferred stockholder of Milestone purporting to bring the action on behalf of himself and other preferred stockholders of Milestone, is seeking, among other things, damages from Milestone, rescission of Milestone's transfer of sixteen of its retail properties to the Company and rescission of Milestone's distribution of all of the shares of the Common Stock to Milestone's common stockholders in November 1995. The defendants moved to dismiss the plaintiff's original complaint, and thereafter, the plaintiff amended his complaint to allege further causes of action. The defendants have moved to dismiss the amended complaint.

Item 6.  Exhibits and Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                  SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNION PROPERTY INVESTORS, INC.
                                                   (Registrant)

Date: August 9, 1996                      /s/ Robert A. Mandor
                                          ------------------------------
                                          Robert A. Mandor
                                          President and Chief Financial Officer



Date: August 9, 1996                      /s/ Joan LeVine
                                          ------------------------------
                                          Joan LeVine
                                          Senior Vice President, Treasurer
                                          and Controller