Form 10QSB
period 1996-09-30
UNION PROPERTY INVESTORS INC
filed 1996-11-14
CIK 1000161

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended     September 30, 1996

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            EXCHANGE ACT

            For the transition period from _____________  to  ____________

                         Commission file number 0-26700

                         UNION PROPERTY INVESTORS, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                   65-0558152
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                5200 TOWN CENTER CIRCLE, BOCA RATON FLORIDA 33486
                    (Address of principal executive offices)

                                 (561) 394-9388
                (Issuer's Telephone Number, Including Area Code)

             ______________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ___

As of November 8, 1996, 3,789,171 shares of the registrant's common stock, par value $.01 per share, and 395,834 shares of the registrant's $10.00 redeemable preferred stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ___    No  X

Part I: Financial Information

     Item 1.  Financial Statements

                         UNION PROPERTY INVESTORS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               September 30, 1996

                                                                September 30, 1996
                                                                ------------------
Assets
     Cash and cash equivalents                                      $   471,081
     Accounts receivable                                                468,599
     Tax receivable                                                      55,203
     Due from related party                                              40,511
     Prepaid expenses and other assets                                  273,014
     Property, improvements and equipment, net                       48,937,806
     Property held for sale, net                                        705,425
     Debt financing costs, net                                          203,676
                                                                    -----------
             Total assets                                           $51,155,315
                                                                    ===========
Liabilities
     Mortgages and notes payable                                    $30,544,631
     Accrued interest                                                   183,309
     Accounts payable and accrued expenses                              551,411
     Due to related party                                                 6,850
     Deferred income taxes                                              250,045
                                                                    -----------
             Total liabilities                                       31,536,246
                                                                    -----------
Commitments and contingencies

Redeemable preferred stock                                            4,229,167

Stockholders' equity
     Common stock: ($.01 par value, 20,000,000 shares
             authorized, 3,789,171 issued and outstanding).              37,892
     Additional paid-in surplus                                      15,180,333
     Accumulated earnings                                               171,677
                                                                    -----------
             Total stockholders' equity                              15,389,902
                                                                    -----------
             Total liabilities and stockholders' equity             $51,155,315
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                         UNION PROPERTY INVESTORS, INC.
                       STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
             For the Three Months Ended September 30, 1996 and 1995

                                                           September 30,   September 30,
                                                                1996            1995
                                                           -------------   -------------
Revenues:
     Base rents                                             $1,855,502      $ 1,808,757
     Percentage rents                                           67,013          122,926
     Other income                                                9,738                0
     Expense reimbursements:
            Real estate taxes                                   60,652           87,002
            Common area maintenance                             61,443           40,998
            Insurance                                           19,757           21,803
                                                            ----------      -----------
                    Total revenues                           2,074,105        2,081,486
                                                            ----------      -----------
Expenses:
     Mortgage interest                                         643,324          628,296
     Depreciation and amortization                             411,726          405,312
     Asset and management fees to related party                306,045          175,128
     Real estate taxes                                          64,108           30,662
     Common area maintenance                                   102,338           49,692
     Insurance                                                  28,745           36,745
     Professional fees                                         257,828           60,291
                                                            ----------      -----------
            Total expenses                                   1,814,114        1,386,126
                                                            ----------      -----------
     Income before income taxes                                259,991          695,360

     Provision for income taxes                                129,317          236,422
                                                            ----------      -----------
     Net income                                                130,674          458,938

     Distributions on preferred stock                           84,583                0
                                                            ----------      -----------
     Net income attributable to common stockholders         $   46,091      $   458,938
                                                            ==========      ===========
     Net income per share of common stock                   $     0.01           (1)
                                                            ==========
     Weighted average number of shares of common stock       3,789,171           (1)
                                                            ==========

(1) Historical earnings per share for the three months ended September 30, 1995 has not been included because the Company did not begin operations until August 4, 1995, and management has determined that historical earnings per share data for such period would not provide meaningful information. The other amounts set forth for the three months ended September 30, 1995 reflect historical amounts relating to the operations of the UPI Properties prior to the Transfer (as defined in the notes to the financial statements).

                 See Accompanying Notes to Financial Statements

                         UNION PROPERTY INVESTORS, INC.
                       STATEMENTS OF REVENUES AND EXPENSES
                                   (Unaudited)
              For the Nine Months Ended September 30, 1996 and 1995

                                                           September 30,   September 30,
                                                               1996             1995
                                                           -------------   -------------
Revenues:
     Base rents                                             $5,499,304      $ 5,341,165
     Percentage rents                                          115,997          148,602
     Other income                                               56,064           19,695
     Expense reimbursements:
            Real estate taxes                                  254,250          261,007
            Common area maintenance                            181,431          172,354
            Insurance                                           66,421           67,252
                                                            ----------      -----------
                    Total revenues                           6,173,467        6,010,075
                                                            ----------      -----------
Expenses:
     Mortgage interest                                       1,911,899        1,890,899
     Depreciation and amortization                           1,235,729        1,212,577
     Asset and management fees to related party                917,786          523,643
     Real estate taxes                                         325,578          319,636
     Common area maintenance                                   334,443          236,737
     Insurance                                                 103,578          170,348
     Professional fees                                         399,874          102,492
                                                            ----------      -----------
            Total expenses                                   5,228,887        4,456,332
                                                            ----------      -----------
     Income before income taxes                                944,580        1,553,743

     Provision for income taxes                                368,923          543,810
                                                            ----------      -----------
     Net income                                                575,657        1,009,933

     Distributions on preferred stock                          304,583                0
                                                            ----------      -----------
     Net income attributable to common stockholders         $  271,074      $ 1,009,933
                                                            ==========      ===========
     Net income per share of common stock                   $     0.07           (1)
                                                            ==========
     Weighted average number of shares of common stock       3,789,171           (1)
                                                            ==========

(1) Historical earnings per share for the nine months ended September 30, 1995 has not been included because the Company did not begin operations until August 4, 1995, and management has determined that historical earnings per share data for such period would not provide meaningful information. The other amounts set forth for the nine months ended September 30, 1995 reflect historical amounts relating to the operations of the UPI Properties prior to the Transfer (as defined in the notes to the financial statements).

                 See Accompanying Notes to Financial Statements

                         UNION PROPERTY INVESTORS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
              For the Nine Months Ended September 30, 1996 and 1995

                                                                         September 30,     September 30,
                                                                              1996              1995
                                                                         -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $   575,657       $ 1,009,933
     Adjustments to reconcile net income
     to net cash provided by operating activities:
            Depreciation and amortization                                   1,235,729         1,212,577
            Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                       (403,750)          143,147
            (Increase) decrease in prepaid expenses and other assets         (199,421)           23,357
            Decrease in due from related party                                 73,132                 0
            Increase in taxes receivable                                      (55,203)                0
            Increase accrued interest                                         183,309                 0
            Increase in accounts payable and accrued expenses                 359,410                 0
            Decrease in due to related party                                 (149,078)                0
                                                                          -----------       -----------
     Net cash provided by operating activities                              1,619,785         2,389,014
                                                                          -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITY:
     Additions to property, improvements and equipment                        (80,385)                0
                                                                          -----------       -----------
     Net cash used in investing activity                                      (80,385)                0
                                                                          -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal repayments on mortgages and notes payable                     (497,927)         (492,271)
     Decrease in redeemable preferred stock dividend payable                  (97,797)                0
     Proceeds from notes payable                                            2,000,000                 0
     Preferred stock redemption                                            (2,270,833)                0
     Payment of dividends                                                    (304,579)                0
     Distributions to Corporate                                                     0        (1,896,743)
                                                                          -----------       -----------
     Net cash used in financing activities                                 (1,171,136)       (2,389,014)
                                                                          -----------       -----------
     NET INCREASE IN CASH AND CASH EQUIVALENTS                                368,264                 0

     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           102,817                 0
                                                                          -----------       -----------
     CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   471,081       $         0
                                                                          ===========       ===========

     CASH PAID FOR:
            Interest                                                      $ 1,728,589       $ 1,890,899
                                                                          ===========       ===========
            Taxes                                                         $   467,217       $         0
                                                                          ===========       ===========
     SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
            Assumption of Cary mortgage                                   $         0       $ 1,175,000
                                                                          ===========       ===========

                 See Accompanying Notes to Financial Statements

                         UNION PROPERTY INVESTORS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The accompanying financial statements of Union Property Investors, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements have been included herein. The financial statements as of September 30, 1996 and 1995 are unaudited. The financial statements reflecting results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes included thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Organization and Basis of Presentation

     The Company's common stock, par value $.01 per share (the "Common Stock") began trading on December 11, 1995 on the OTC Electronic Bulletin Board. The Common Stock has traded under the symbol "UPIC" since such date. Prior to such date, there was no public market for the Common Stock.

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

     Prior to August 4, 1995, the Company had no operations and, as such, the Statement of Revenues and Expenses for the period ended September 30, 1995 (the "Statement") includes historical revenue and expense amounts relating to the operation of the UPI Properties prior to the Transfer ("Historical Amounts"). The Statement gives effect to (1) an allocation to the Company of a portion of the salaries of Milestone's officers and general and administrative expenses related to Milestone's corporate office, and (2) an allocation of Milestone's income taxes associated with the Historical Amounts that the Company would have incurred on a stand-alone basis.

     The Statement of Revenues and Expenses for the period ended September 30, 1996 are based on the Company's actual results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

     Union Property Investors, Inc. (the "Company") is in the business of acquiring, owning and developing real estate. Currently, the Company's operations consist of the ownership of sixteen retail properties (the "UPI Properties").

     On November 12, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kranzco Realty Trust, a Maryland real estate investment trust ("Kranzco"), and KRT Union Corp., a Delaware corporation and a wholly-owned subsidiary of Kranzco ("KRT"), dated November 12, 1996, pursuant to which the Company has agreed to merge with and into KRT ("the Merger"). Consummation of the Merger is subject to certain conditions usual in transactions of this type, including approval by the Company's stockholders.

     The Company's controlling stockholders, who hold the right to vote approximately 76% of the outstanding shares of the Company's common stock, par value $.01 per share (the "UPI Common Stock"), have agreed to vote in favor of the Merger. The Company's Board of Directors has agreed, subject to its fiduciary obligations, to recommend that its stockholders vote in favor of the Merger.

     Pursuant to the Merger Agreement, Kranzco will, upon consummation of the Merger, issue, subject to certain closing adjustments, approximately
0.298 Series B convertible preferred shares in exchange for each outstanding share of UPI Common Stock. Kranzco's Series B convertible preferred shares will, upon issuance, have a $25 per share liquidation preference on which cumulative dividends will accrue at a rate of 9.75% per annum, and, after a one year period, such shares will be convertible, subject to various adjustments, into 1.304, 1.338 and 1.374 shares of Kranzco's common shares during the second, third and fourth year, respectively, following the consummation of the Merger, and thereafter, will be convertible into 1.411 shares of Kranzco's common shares. Under the terms of the Merger, the Series B convertible preferred shares to be issued to the Company's controlling stockholders will be subject to certain conversion restrictions for a three-year period. In addition, pursuant to the terms of the Merger Agreement, UPI's preferred stock, which has a $10 per share redemption value and liquidation preference on which cumulative dividends currently accrue at a rate of 8% per annum (the "UPI Perferred Stock"), will be exchanged for Kranzco Series C preferred shares on a share-for-share basis. The Series C preferred shares will have an 8% dividend rate, and the same liquidation preference and redemption price as the UPI Preferred Stock and are required to be redeemed by Kranzco over a two-year period following the consummation of the Merger.

     Under the terms of the Merger Agreement, the Company will terminate its property management and management services agreement with Milestone

Properties, Inc. ("Milestone") upon consummation of the Merger.

     Societe Generale Investment Banking (formerly LSG Advisors)
("SOGEN") is acting as the Company's financial advisor with respect to the Merger.

SOGEN Agreement

     The Company entered into an agreement with SOGEN on February 5, 1996 (the "SOGEN Agreement"), under which it retained SOGEN to act as the Company's exclusive financial advisor in connection with the Company's qualification as a REIT or possible sale or merger transaction with or to a REIT. The SOGEN Agreement is terminable by either the Company or SOGEN. If, during the period SOGEN is retained by the Company or within nine months thereafter, (i) the Company consummates a sale or merger transaction or enters into a definitive agreement with any third party which subsequently results in a sale or merger transaction and (ii) SOGEN identified, advised the Company with respect to, or had discussions regarding such sale or merger transaction, SOGEN will be entitled to a transaction fee equal to 1.75% of the aggregate purchase consideration of such sale or merger.



Results of Operations

Three Months Ended September 30, 1996 Compared to
Three Months Ended September 30, 1995

     Revenues of the Company decreased by $7,381, or less than 1%, to $2,074,105 for the three months ended September 30, 1996 from $2,081,486 for the three months ended September 30, 1995 primarily due to the net of an increase in occupancy generating revenue of approximately $47,000 and a decrease in percentage rent of approximately $56,000.

     Expenses of the Company increased by $406,546, or 115.33%, to $759,064 for the three months ended September 30, 1996 from $352,518 for the three months ended September 30, 1995 primarily due to the net effect of the following: (1) an increase in asset and management fees to related party of approximately $131,000 due to the management agreements in connection with the Transfer and Distribution, and (2) an increase in professional fees of approximately $200,000 primarily due to expenses incurred in connection with the possible sale or merger transaction.

     Interest expense increased $15,028, or 2.39%, to $643,324 for the three months ended September 30, 1996 from $628,296 for the three months ended September 30, 1995 primarily due to borrowings beginning April 1996 drawn against the line of credit with First Union Bank.

     Depreciation and amortization increased $6,414, or 1.58%, to $411,726 for the three months ended September 30, 1996 from $405,312 for the three months ended September 30, 1995 primarily due to minor property improvements incurred during 1995.

Nine Months Ended September 30, 1996 Compared to
Nine Months Ended September 30, 1995

     Revenues of the Company increased by $163,392, or 2.72%, to $6,173,467 for the nine months ended September 30, 1996 from $6,010,075 for the nine months ended September 30, 1995 primarily due to an increase in occupancy generating revenue of approximately $160,000.

     Expenses of the Company increased by $728,403, or 53.84%, to $2,081,259 for the nine months ended September 30, 1996 from $1,352,856 for the nine months ended September 30, 1995 primarily due to the net effect of the following: (1) an increase in asset and management fees to related party of approximately $394,000 due to the management agreements entered into in connection with the Transfer and Distribution, (2) an increase in common area maintenance expense of approximately $98,000 primarily due to increased snow removal costs incurred in 1996, (3) a decrease in insurance expense of approximately $67,000 due to a lower insurance premium in 1996, and (4) an increase in professional fees of approximately $297,000 primarily due to expenses incurred in connection with the possible sale or merger transaction.

     Interest expense increased by $21,000, or 1.10%, to $1,911,899 for the nine months ended September 30, 1996 from $1,890,899 for the nine months ended September 30, 1995 primarily due to borrowings beginning April 1996 drawn against the line of credit with First Union Bank.

     Depreciation and amortization increased by $23,152, or 1.91%, to $1,235,729 for the nine months ended September 30, 1996 from $1,212,577 for the nine months ended September 30, 1995 primarily due to minor property improvements incurred during 1995.

Liquidity and Capital Resources

     A significant portion of the Company's cash flows from operations is currently being used to pay principal and interest expenses on the mortgages underlying the UPI Properties and to pay to Milestone, which spun-off the Company in November 1995, (a) certain fees for administrative and property management services and (b) dividends and the quarterly redemption price relating to the UPI Preferred Stock. Therefore, while the Company will have enough cash to operate and own the UPI Properties in 1996, the Company will likely be required to seek financing to acquire additional assets. The Company may also seek, from time to time, to dispose of properties.

     As a result of a redemption of $2,000,000 of the UPI Preferred Stock on March 22, 1996, the dividend rate on the UPI Preferred Stock was decreased from 9% to 8% effective January 1, 1996. The 8% dividend rate will be in effect to the extent that a minimum of $270,833 of the UPI Preferred Stock is redeemed quarterly. On each of July 1, 1996 and October 1, 1996, UPI redeemed 27,083 shares of the UPI Preferred Stock for a per quarter redemption price of $270,833.

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

     The Company has a $3,000,000 line of credit with First Union National Bank of Florida (the "Bank") with borrowing to bear interest, at the option of the Company, at either prime plus 0.25% or LIBOR plus 2.2%. The line of credit, which was obtained by Milestone in February 1995 and assigned to the Company in November 1995, has an 18-month term which may be extended and is secured by a first mortgage encumbering the UPI Property located in Morganton, North Carolina. Although, the term of such line came due on October 24, 1996, the Company is currently negotiating an agreement with the Bank to extend the line until the earlier of March 31, 1997 and the consummation of the Merger. As of September 30, 1996, the Company had borrowed $2,000,000 which was then outstanding under such line of credit.

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

Cash Flow

     Net cash provided by operating activities of $1,619,785 for the nine months ended September 30, 1996 is comprised of (1) net income of $575,657, (2) non-cash adjustments to net income of $1,235,729 for depreciation and amortization expense, and (3) a net change in operating assets and liabilities of $191,601.

     Net cash provided by operating activities of $2,389,014 for the nine months ended September 30, 1995 is comprised of (1) net income of $1,009,933, (2) non-cash adjustments to net income of $1,212,577 for depreciation and amortization expense, and (3) a net change in operating assets and liabilities of $166,504.

     Net cash used in investing activities of $80,385 for the nine months ended September 30, 1996 is comprised of capital expenditures for property improvements.

     Net cash used in financing activities of $1,171,136 for the nine months ended September 30, 1996 is comprised of (1) principal repayments on mortgages and notes payable of $497,927, (2) proceeds from mortgage note payable of $2,000,000, (3) Preferred Stock redemption of $2,270,833, (4) payment of dividends on Preferred Stock of $304,579, and (5) a decrease in redeemable preferred stock dividend payable of $97,797.

     Net cash used in financing activities of $2,389,014 for the nine months ended September 30, 1995 is comprised of (1) principal repayments on mortgages and notes payable of $492,271, and (2) distributions to corporate of $1,896,743.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     An action was commenced on January 30, 1996 in the Court of Chancery in the State of Delaware against Milestone, its Board of Directors and Concord Assets Group, Inc. ("Concord"). The Company was a wholly-owned subsidiary of Milestone until November 1995, and Milestone currently owns all of the UPI Preferred Stock. Concord, together with its affiliates, owns approximately 76% of the Common Stock, and its executive officers and directors are also executive officers and directors of the Company and Milestone. In the action, the plaintiff, a preferred stockholder of Milestone purporting to bring the action on behalf of himself and other preferred stockholders of Milestone, is seeking, among other things, damages from Milestone, rescission of Milestone's transfer (the "Transfer") of sixteen of its retail properties to the Company and rescission of Milestone's distribution (the "Distribution") of all of the shares of the Common Stock to Milestone's common stockholders in November 1995. The defendants moved to dismiss the plaintiff's original complaint, and thereafter, the plaintiff amended his complaint to allege further causes of action. The defendants have moved to dismiss the amended complaint and after hearing arguments thereon, the court has dismissed plaintiff's claim for rescission of both the Transfer and the Distribution. The court, however, reserved decision on the defendants motion to dismiss plaintiff's claim for damages and other relief.

     An action was commenced on October 7, 1996 in the Fifth Judicial Circuit Court of South Carolina against the Company for damages in excess of $10,000 as a result of an alleged breach of contract and other ancillary allegations arising from an Agreement to Sell and Purchase Real Estate entered into between the plaintiff, as buyer, and the Company, as Seller, of 3.8 acres of vacant land located at the Columbia, South Carolina Property. The Company has filed a motion to remove the lis pendens and has moved the case to federal court where an answer shall be filed.

Item 6. Exhibits and Reports on Form 8-K.

 (a) The following exhibits are included herein:

     Exhibit 2.01 - Agreement and Plan of Merger, by and among Union Property Investors, Inc, Kranzco Realty Trust and KRT Union Corp., dated November 12, 1996.

     Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering, Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of revenues and expenses and is qualified in its entirety by reference to such financial statements.

 (b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNION PROPERTY INVESTORS, INC.
                                               (Registrant)

Date: November 12, 1996                 /s/ Robert A. Mandor
                                       Robert A. Mandor
                                       President and Chief Financial Officer

Date: November 12, 1996                 /s/ Joan LeVine
                                       Joan LeVine
                                       Senior Vice President, Treasurer
                                       and Controller

     The following is a list of exhibits and schedules to the Agreement and Plan of Merger (attached hereto as Exhibit 2.01) which are not attached as exhibits to this Form 10-QSB. The Company agrees to furnish supplementally a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.

     1.  Target Disclosure Letter

     2.  Acquiror Disclosure Letter

     3.  Form of Affiliate Letter

     4.  Form of Estoppel Certificate

     5.  Form of Shareholders and Voting Trust Agreement

     6.  Form of Guaranty Agreement

     7.  Form of Registration Rights Agreement